Form 10-Q
period 2026-09-30
Market Technology Acquisition Corp
filed 2026-11-13
CIK 2133136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 21,212,500 Class A Ordinary Shares, par value $0.0001 per share and 6,833,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MARKET TECHNOLOGY ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from April 10, 2026 (Inception) through September 30, 2026	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from April 10, 2026 (Inception) through September 30, 2026	3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended September 30, 2026 and for the Period from April 10, 2026 (Inception) through September 30, 2026	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	28
Item 1A. Risk Factors.	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities.	29
Item 4. Mine Safety Disclosures.	29
Item 5. Other Information.	29
Item 6. Exhibits.	30
SIGNATURES	31

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC (as defined below) on September 3, 2026.

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 23, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below) to April 27, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Market Technology Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $7,175,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 27, 2026;

ii

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on April 28, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on June 16, 2026, as amended, and declared effective on July 23, 2026 (File No. 333-296835);

●	“Letter Agreement” are to the Letter Agreement, dated July 23, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 500,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Units Purchase Agreements (as defined below);

●	“Private Shares” are to the Class A Ordinary Shares included within the Private Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Warrants” are to the warrants included within the Private Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Units Purchase Agreements” are to the (i) Private Units Purchase Agreement, dated July 23, 2026, which we entered into with our Sponsor and (ii) Private Units Purchase Agreement, dated July 23, 2026, which we entered into with BTIG, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

iii

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half (1/2) of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 23, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Market Technology Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $206,025,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 23, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 23, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Units and the Public Units, together;

●	“Warrants” are to the Private Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKET TECHNOLOGY ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

Assets
Current Assets
Cash	$1,008,504
Due from Sponsor	100,000
Prepaid expenses	39,918
Prepaid insurance – current portion	65,000
Total Current Assets	1,213,422
Prepaid insurance – non-current portion	54,167
Investments held in Trust Account	207,361,169
Total Assets	$208,628,758

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current Liabilities
Accrued offering costs	$75,000
Accrued expenses	50,339
Total Current Liabilities	125,339
Deferred Fee	7,175,000
Total Liabilities	7,300,339

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,500,000 shares at redemption value of $10.12 per share	207,361,169

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 712,500 shares issued and outstanding (excluding 20,500,000 shares subject to possible redemption)	71
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,833,333 shares issued and outstanding(1)	684
Additional paid-in capital	—
Accumulated deficit	(6,033,505)
Total Shareholders’ Deficit	(6,032,750)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,628,758

(1)	Included up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option as part of the closing of the Initial Public Offering and forfeited the unexercised balance. As such, 166,666 Founder Shares are no longer subject to forfeiture and 833,334 Founder Shares were forfeited, resulting in the Sponsor holding 6,833,333 Founder Shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARKET TECHNOLOGY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	For the Three Months Ended September 30,	For the Period from April 10, 2026 (Inception) through September 30,
	2026	2026
Formation, general, and administrative costs	$220,796	$273,993
Loss from operations	(220,796)	(273,993)

Other income:
Interest earned on investments held in Trust Account	1,336,169	1,336,169
Total other income	1,336,169	1,336,169

Net income	$1,115,373	$1,062,176

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	15,217,663	8,046,121

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.05	$0.07

Basic weighted average shares outstanding, Class B Ordinary Shares(1)	6,786,232	6,729,885

Diluted weighted average shares outstanding, Class B Ordinary Shares(1)	6,833,333	6,754,789

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.05	$0.07

(1)	Excluded up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option as part of the closing of the Initial Public Offering and forfeited the unexercised balance. As such, 166,666 Founder Shares are no longer subject to forfeiture and 833,334 Founder Shares were forfeited, resulting in the Sponsor holding 6,833,333 Founder Shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARKET TECHNOLOGY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 10, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(53,197)	(53,197)

Balance – June 30, 2026	—	—	7,666,667	767	24,233	(53,197)	(28,197)

Sale of 712,500 Private Units	712,500	71	—	—	7,124,929	—	7,125,000

Fair value of Public Warrants at issuance	—	—	—	—	2,870,000	—	2,870,000

Offering costs allocated to Public Warrants and Private Units	—	—	—	—	(186,534)	—	(186,534)

Capital contribution by Sponsor related to interests in Founder Shares allocated to non-managing members	—	—	—	—	3,513,866	—	3,513,866

Cost of raising capital related to interests in Founder Shares allocated to non-managing members	—	—	—	—	(3,513,866)	—	(3,513,866)

Forfeiture of Founder Shares	—	—	(833,334)	(83)	83	—	—

Remeasurement of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(9,832,711)	(7,095,681)	(16,928,392)

Net income	—	—	—	—	—	1,115,373	1,115,373

Balance – September 30, 2026	712,500	$71	6,833,333	$684	$—	$(6,033,505)	$(6,032,750)

(1)	Included up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option as part of the closing of the Initial Public Offering and forfeited the unexercised balance. As such, 166,666 Founder Shares are no longer subject to forfeiture and 833,334 Founder Shares were forfeited, resulting in the Sponsor holding 6,833,333 Founder Shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARKET TECHNOLOGY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$1,062,176
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general, and administrative costs paid through IPO Promissory Note - related party	27,661
Interest earned on investments held in Trust Account	(1,336,169)
Changes in operating assets and liabilities:
Prepaid expenses	(12,518)
Prepaid insurance	(119,167)
Due from Sponsor	(100,000)
Accrued expenses	50,339
Net cash used in operating activities	(427,678)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(206,025,000)
Net cash used in investing activities	(206,025,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	200,900,000
Proceeds from sale of Private Units	7,125,000
Repayment of IPO Promissory Note – related party	(215,099)
Payment of offering costs	(348,719)
Net cash provided by financing activities	207,461,182

Net Change in Cash	1,008,504
Cash – Beginning of period	—
Cash – End of period	$1,008,504

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through IPO Promissory Note - related party	$185,038
Prepaid services paid through IPO Promissory Note - related party	$2,400
Prepaid expense paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred Fee payable	$7,175,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Market Technology Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 10, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 10, 2026 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $11,883,757, consisting of $4,100,000 of cash underwriting fees, the Deferred Fee of $7,175,000 (as defined in Note 6), and $608,757 of other offering costs. In connection with the Initial Public Offering, interests in Founder Shares held by the Sponsor were allocated to certain non-managing members of the Sponsor. The Company recorded $3,513,866, representing the value attributed to such interests, as a capital contribution by the Sponsor to additional paid-in capital, with an offsetting charge to additional paid-in capital as a cost of raising capital. Accordingly, the allocation had no net impact on total shareholders’ deficit.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $1,008,504 of cash and working capital of $1,088,083.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2026. The interim results for the three months ended September 30, 2026 and for the period from April 10, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,008,504 of cash and did not have any cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $207,361,169, were held in a money market fund which invests in U.S. Treasury Securities. Investments held in the Trust Account are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments, including dividend income, are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Upon the closing of the Initial Public Offering on July 27, 2026, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Class A Ordinary Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Warrants included in the Units were charged to shareholders’ deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Underwriters’ Over-Allotment Option (as defined in Note 6) is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to FASB ASC Topic 480 if not fully exercised at the time of the Initial Public Offering. On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 500,000 Units as part of the closing of the Initial Public Offering and the balance was forfeited. As such, as of September 30, 2026, no Over-Allotment Option liability is recognized in the Company’s balance sheet.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned value. As of September 30, 2026, there were 10,606,250 Warrants outstanding, consisting of 10,250,000 Public Warrants and 356,250 Private Warrants.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation”, which requires that all equity awards be accounted for at their “fair value”. Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$205,000,000
Less:
Proceeds allocated to Public Warrants	(2,870,000)
Public Shares issuance costs	(11,697,223)
Plus:
Remeasurement of carrying value to redemption value	16,928,392
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$207,361,169

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is computed by dividing net income allocated to each class of Ordinary Shares by the weighted average number of Ordinary Shares of that class outstanding during the period, excluding Ordinary Shares subject to forfeiture. Remeasurement associated with the Class A Ordinary Shares subject to possible redemption is excluded from net income per Ordinary Share as the redemption value approximates fair value.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The calculation of diluted net income per Ordinary Share does not consider the effect of the 10,606,250 Warrants (10,250,000 Public Warrants and 356,250 Private Warrants) issued in connection with the Initial Public Offering and the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. Diluted weighted average Class B Ordinary Shares outstanding reflect the 166,666 Founder Shares that were no longer subject to forfeiture following the partial exercise of the Over-Allotment Option on July 27, 2026.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

For the Three Months Ended September 30, 2026

	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$771,380	$343,993
Denominator:
Basic weighted average Ordinary Shares outstanding	15,217,663	6,786,232
Basic net income per Ordinary Share	$0.05	$0.05

Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$769,733	$345,640
Denominator:
Diluted weighted average Ordinary Shares outstanding	15,217,663	6,833,333
Diluted net income per Ordinary Share	$0.05	$0.05

For the Period from April 10, 2026 (Inception) through September 30, 2026

	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$578,397	$483,779
Denominator:
Basic weighted average Ordinary Shares outstanding	8,046,121	6,729,885
Basic net income per Ordinary Share	$0.07	$0.07

Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$577,424	$484,752
Denominator:
Diluted weighted average Ordinary Shares outstanding	8,046,121	6,754,789
Diluted net income per Ordinary Share	$0.07	$0.07

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, as well as disaggregated information about income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and will be reflected in the Company’s annual financial statements for the period from April 10, 2026 (inception) through December 31, 2026. As the Company is an exempted Cayman Islands company that is not currently subject to income taxes, Management does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, which clarified its effective date. ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the applicability of Topic 270 and the form and content of interim financial statements and requires disclosure of material events occurring since the last annual reporting period. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim financial statement disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 27, 2026, the Company sold 20,500,000 Public Units, which included the partial exercise of the Over-Allotment Option in the amount of 500,000 Option Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $205,000,000. Each Public Unit consists of one Public Share and one-half (1/2) of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or the Company’s liquidation.

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

SEPTEMBER 30, 2026

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

On July 13, 2026, the Sponsor assigned and transferred interests in an aggregate of 110,000 Founder Shares to the Company’s Chief Financial Officer (the “CFO”) and three independent directors of the Company in exchange for their services as officers and independent directors through the initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares no longer serve the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 110,000 Founder Shares on July 13, 2026 was $183,700 or $1.67 per Founder Share. The Company established the initial fair value of the Founder Shares on July 13, 2026, the grant date, using a calculation prepared by a third-party valuation team that takes into consideration the implied Class A Ordinary Share price of $9.84, and probability of a Business Combination and market adjustment of 17.0%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination was not considered probable and therefore no share-based compensation expense has been recognized.

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

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

IPO Promissory Note — Related Party

On April 28, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of (i) March 31, 2027, or (ii) the closing of the Initial Public Offering or the date on which the Company determines not to conduct the Initial Public Offering. As of July 27, 2026, the Company had total outstanding borrowings of $215,099 under the IPO Promissory Note, of which $213,324 has been paid partially by the Company at the closing of the Initial Public Offering and the remaining balance of $1,775 was paid in full on July 30, 2026. As of September 30, 2026, there were no amounts outstanding under the IPO Promissory Note and borrowings are no longer available.

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor, dated July 23, 2026 (the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, commencing on July 23, 2026, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2026 and for the period from April 10, 2026 (inception) through September 30, 2026, the Company incurred $33,871, respectively, in fees for these services, all of which is included in accrued expenses in the accompanying unaudited condensed balance sheet as of September 30, 2026.

Due from Sponsor

As of September 30, 2026, the Company had a receivable from the Sponsor of $100,000, which is presented as due from the Sponsor in the accompanying unaudited condensed balance sheet. On October 28, 2026, the Sponsor repaid the Company $51,129 to settle the receivable, net of $48,871 administrative fees due to the Sponsor as of October 31, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,250,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units sold in the private placement. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Option Units to cover any over-allotments, if any (the “Over-Allotment Option”) at the Initial Public Offering price less the underwriting discounts. On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 500,000 Option Units and forfeited the remaining unexercised balance of 2,500,000 Option Units.

The Underwriters were paid a cash underwriting discount of $4,100,000 (2.0% of the gross proceeds of the Public Units sold in the Initial Public Offering). Additionally, the Underwriters are entitled to a deferred underwriting fee of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $7,175,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement dated July 23, 2026, by and between the Company and BTIG (the “Underwriting Agreement”).

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026, there were 712,500 Class A Ordinary Shares issued and outstanding, excluding 20,500,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026, there were 6,833,333 Class B Ordinary Shares issued and outstanding. On July 27, 2026, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the unexercised balance of the Over-Allotment Option, 166,666 Founder Shares are no longer subject to forfeiture and 833,334 Founder Shares were forfeited, resulting in the Sponsor holding 6,833,333 Founder Shares.

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

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 10,606,250 Warrants outstanding, consisting of 10,250,000 Public Warrants and 356,250 Private Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

At September 30, 2026, the assets held in the Trust Account were comprised of $207,361,169 invested in a money market fund which invests in U.S. Treasury Securities. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2026
Assets:
Investments held in Trust Account – Money market fund invested in U.S. Treasury Securities (Level 1)	$207,361,169

The fair value of the Public Warrants is $2,870,000, or $0.28 per Public Warrant. The fair value of Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

July 27, 2026
Underlying stock price	$9.86
Exercise price	$11.50
Volatility	22.50%
Probability of Business Combination and market adjustment	15.00%
Risk-free rate	4.48%
Expected term to Business Combination (years)	1.80
Simulation term (years)	6.80

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets.

MARKET TECHNOLOGY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$1,008,504
Investments held in Trust Account	$207,361,169

	For the Three Months Ended September 30,	For the Period from April 10, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$220,796	$273,993
Interest earned on investments held in Trust Account	$1,336,169	$1,336,169

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the accompanying unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on investments held in the Trust Account, which, together with formation, general, and administrative costs, comprises net income, the measure of segment profit or loss.

NOTE 10. SUBSEQUENT EVENTS

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

On October 28, 2026, the Sponsor repaid the $100,000 owed to the Company, net of the administrative fees due to the Sponsor as of October 31, 2026.

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

Recent Developments

On September 16, 2026, we announced that, commencing on September 17, 2026, the Public Units would no longer trade on Nasdaq, and the Public Shares and Public Warrants would commence trading separately. The Public Shares and Public Warrants are listed on the Global Market tier of Nasdaq under the symbols “MTAK” and “MTAKW”, respectively. This was a voluntary separation and holders of our Public Units will have to contact Continental in order to separate the Public Units into Class A Ordinary Shares and Warrants.

On October 28, 2026, our Sponsor repaid the $100,000 owed to us, net of the administrative fees due to the Sponsor as of October 31, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 10, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,115,373, which consisted of interest earned on investments held in the Trust Account of $1,336,169, offset by formation, general, and administrative costs of $220,796.

For the period from April 10, 2026 (inception) through September 30, 2026, we had net income of $1,062,176, which consisted of interest earned on investments held in the Trust Account of $1,336,169, offset by formation, general, and administrative costs of $273,993.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our liquidity needs were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

On July 27, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 500,000 Option Units as part of the closing of the Initial Public Offering and the balance was forfeited. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 166,666 Founder Shares are no longer subject to forfeiture and 833,334 Founder Shares were forfeited, resulting in the Sponsor holding 6,833,333 Founder Shares.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $206,025,000 was placed in the Trust Account. We incurred fees of $11,883,757 in the Initial Public Offering, consisting of $4,100,000 of cash underwriting fees, the Deferred Fee of $7,175,000, and $608,757 of other offering costs.

As of September 30, 2026, we had cash of $1,008,504 and working capital of $1,088,083. For the period from April 10, 2026 (inception) through September 30, 2026, net cash used in operating activities was $427,678. Net income of $1,062,176 was affected by interest earned on investments held in the Trust Account of $1,336,169 and formation, general, and administrative costs paid through the IPO Promissory Note of $27,661. Changes in operating assets and liabilities used $181,346 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $207,361,169 (including $1,336,169 of interest income) consisting of a money market fund which invests in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash of $1,008,504 held outside the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of March 31, 2027 or the completion of our Initial Public Offering. As of July 27, 2026, we had total outstanding borrowings of $215,099 under the IPO Promissory Note, of which $213,324 has been paid partially by us at the closing of the Initial Public Offering and the remaining balance of $1,775 was paid in full on July 30, 2026. As of September 30, 2026, there were no amounts outstanding under the IPO Promissory Note and borrowings are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,250,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 23, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2026 and for the period from April 10, 2026 (inception) through September 30, 2026, we incurred $33,871, respectively, in fees for these services, all of which is included in accrued expenses in the accompanying unaudited condensed balance sheet as of September 30, 2026.

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

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Income and losses are shared pro rata between the Class A Ordinary Shares and the Class B Ordinary Shares. Net income per Ordinary Share is computed by dividing the net income allocated to each class of Ordinary Shares by the weighted average number of Ordinary Shares of that class outstanding during the period. Remeasurement associated with the Class A Ordinary Shares subject to possible redemption is excluded from net income per Ordinary Share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2026 Second Quarter Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report and simultaneously with the closing of the Initial Public Offering, we completed the sale of an aggregate of 712,500 Private Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $7,125,000, pursuant to the Private Units Purchase Agreements. Of those 712,500 Private Units, the Sponsor purchased 452,500 Private Units and BTIG purchased 260,000 Private Units. The Private Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 23, 2026, by and between the Company and BTIG, as representative of the several Underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated July 23, 2026, by and between the Company and Continental. (1)
10.1	Investment Management Trust Agreement, July 23, 2026, by and between the Company and Continental. (1)
10.2	Registration Rights Agreement, dated July 23, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated July 23, 2026, by and between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated July 23, 2026, by and between the Company and BTIG. (1)
10.5	Letter Agreement, dated July 23, 2026, by and among the Company, each of the officers and directors and the Sponsor. (1)
10.6	Administrative Services Agreement, dated July 23, 2026, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 28, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET TECHNOLOGY ACQUISITION CORP

Date: November 13, 2026	By:	/s/ Jonathan Slone
	Name:	Jonathan Slone
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

